Form 10-K
period 2005-12-31
Genworth Global Funding Trust 2005-A
filed 2006-03-17
CIK 1347343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-128718-01

Genworth Global Funding Trust 2005-A

(by Genworth Life and Annuity Insurance Company as depositor)

(Exact name of registrant as specified in its charter)

Virginia	54-0283385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Genworth Global Funding Trust 2005-A

c/o Genworth Life and Annuity Insurance Company, as depositor

6610 West Broad Street

Richmond, Virginia

(Address of principal executive offices)

23230

(Zip Code)

Registrant’s telephone number, including area code: (804) 281-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Floating Rate Secured Medium-Term Notes due 2010 of Genworth Global Funding Trust 2005-A	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Form 10-K filed by Genworth Life and Annuity Insurance Company on March 14, 2006.

PART I

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not applicable.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions.

None.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Exhibit 31.1	Section 302 Certification.

Exhibit 99.1	Annual Funds Application Statement.

Exhibit 99.2	Report of Independent Registered Public Accounting Firm.

For information relating to Genworth Life and Annuity Insurance Company (“GLAIC”), please see GLAIC’s (Commission file number 001-32709) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the “SEC”). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, DC 20549. You may obtain copies of this material for a fee by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at

1-800-SEC-0330. You can also access some of this information electronically by means of the SEC’s website on the Internet at http://www.sec.gov, which contains reports and other information that GLAIC has filed electronically with the SEC.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genworth Global Funding Trust 2005-A (by Genworth Life and Annuity Insurance Company as depositor)

Date: March 17, 2006	By:	/s/ J. Kevin Helmintoller
	Name:	J. Kevin Helmintoller
	Title:	Senior Vice President and Chief Financial Officer

3

EXHIBIT INDEX

Exhibit	Description
Exhibit 31.1	Section 302 Certification.

Exhibit 99.1	Annual Funds Application Statement.

Exhibit 99.2	Report of Independent Registered Public Accounting Firm.