Form 10-K
period 2008-12-31
Genworth Global Funding Trust 2005-A
filed 2009-03-30
CIK 1347343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

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

This Form 10-K incorporates by reference GLAIC’s annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 2, 2009.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

None.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

None.

Item 1117 of Regulation AB. Legal Proceedings.

None.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

None.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

GLAIC (the sponsor and depositor), The Bank of New York Mellon Trust Company, N.A. (in its role as indenture trustee, paying agent, registrar, transfer agent and calculation agent), and SunTrust Bank (in its role as custodian) (collectively, the “Servicing Parties”) have been identified as parties participating in the servicing function with respect to the assets held by the Trust. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as Exhibits 33.1, 33.2 and 33.3 to this Form 10-K. Each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by a public accounting firm, which reports are also attached as Exhibits 34.1, 34.2 and 34.3 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Bank of New York Mellon Trust Company, N.A. (in its role as indenture trustee, paying agent, registrar, transfer agent and calculation agent) has completed a servicer compliance statement attached as Exhibit 35 to this Form 10-K.

PART I

Item 1B. Unresolved Staff Comments.

None.

PART II

Item 9B. Other Information.

September 23, 2008 Repurchase and Cancellation Transaction

On September 23, 2008, the Trust entered into a Repurchase Agreement (“Repurchase Agreement”) by and among the Trust, Genworth Life and Annuity Insurance Company, The Bank of New York Mellon Trust Company, N.A., and Wachovia Capital Markets, LLC. Pursuant to the Repurchase Agreement, on September 23, 2008, the Trust repurchased $53,825,000 (the “Relevant Notes”) of the Trust’s notes. In connection with this transaction, the Relevant Notes were transferred to The Bank of New York Mellon Trust Company, N.A. (the “Indenture Trustee”) for cancellation in accordance with the Indenture and appropriate notations were made on each note certificate representing the Trust’s notes to reflect the payment of the note repurchase amount and the reduction of the principal aggregate amount of the outstanding Notes by $53,825,000.

December 16, 2008 Repurchase and Cancellation Transaction

On December 16, 2008, the Trust entered into a Cancellation Agreement (“Cancellation Agreement”) by and among the Trust, Genworth Life and Annuity Insurance Company, and The Bank of New York Mellon Trust Company, N.A. Pursuant to the Cancellation Agreement, on December 16, 2008, Genworth transferred $5,000,000 (the “Relevant Notes”) of the Trust’s notes to The Bank of New York Mellon Trust Company, N.A. (the “Indenture Trustee”) for cancellation in accordance with the Indenture and appropriate notations were made on each note certificate representing the Trust’s notes to reflect the payment of the note repurchase amount and the reduction of the principal aggregate amount of the outstanding Notes by $5,000,000.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit 3*	Trust Agreement entered into between U.S. Bank National Association (as successor trustee to The Bank of New York), as trustee, and GSS Holdings II, Inc., as trust beneficial owner, dated December 15, 2005.

Exhibit 4.1*	Indenture entered into between The Bank of New York Mellon Trust Company, N.A. (as successor indenture trustee to JP Morgan Chase Bank, N.A.), as indenture trustee, and U.S. Bank National Association (as successor trustee to The Bank of New York) as trustee, on behalf of the Trust, dated December 21, 2005.

Exhibit 4.2**	Agreement of Resignation, Appointment and Acceptance dated as of October 1, 2006, among GSS Holdings II, Inc., as trust beneficial owner, The Bank of New York, as prior trustee and U.S. Bank National Association, as successor trustee.

Exhibit 4.3+	Note issued by the Trust dated December 21, 2005.

Exhibit 10.1**	Form of Expense and Indemnity Agreement by and between GLAIC and U.S. Bank National Association, as trustee (on behalf of itself and each trust).

Exhibit 10.5+	Funding Agreement issued by GLAIC to the Trust effective as of December 21, 2005.

Exhibit 31.1	Section 302 Certification.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of GLAIC.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon Trust Company, N.A.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of SunTrust Bank.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, independent registered public accounting firm for GLAIC.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, independent registered public accounting firm for The Bank of New York Mellon Trust Company, N.A.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, independent registered public accounting firm for SunTrust Bank.

Exhibit 35	Servicer Compliance Statement of The Bank of New York Mellon Trust Company, N.A.

*	Previously filed by Genworth Life and Annuity Insurance Company ( “GLAIC”) with the Commission on Form 8-K on December 21, 2005.
**	Previously filed by GLAIC with the Commission on Form 8-K on October 5, 2006.
+	Previously filed by GLAIC with the Commission on March 29, 2006 on Form 10-D (File No. 333-128718-01).

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY (Depositor)

Date: March 30, 2009	By:	/s/ Heather C. Harker
	Name:	Heather C. Harker
	Title:	Vice President and Associate General Counsel

EXHIBIT INDEX

Exhibit 3*	Trust Agreement entered into between U.S. Bank National Association (as successor trustee to The Bank of New York), as trustee, and GSS Holdings II, Inc., as trust beneficial owner, dated December 15, 2005.

Exhibit 4.1*	Indenture entered into between The Bank of New York Mellon Trust Company, N.A. (as successor indenture trustee to JP Morgan Chase Bank, N.A.), as indenture trustee, and U.S. Bank National Association (as successor trustee to The Bank of New York) as trustee, on behalf of the Trust, dated December 21, 2005.

Exhibit 4.2**	Agreement of Resignation, Appointment and Acceptance dated as of October 1, 2006, among GSS Holdings II, Inc., as trust beneficial owner, The Bank of New York, as prior trustee and U.S. Bank National Association, as successor trustee.

Exhibit 4.3+	Note issued by the Trust dated December 21, 2005.

Exhibit 10.1**	Form of Expense and Indemnity Agreement by and between GLAIC and U.S. Bank National Association, as trustee (on behalf of itself and each trust).

Exhibit 10.5+	Funding Agreement issued by GLAIC to the Trust effective as of December 21, 2005.

Exhibit 31.1	Section 302 Certification.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of GLAIC.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon Trust Company, N.A.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of SunTrust Bank.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, independent registered public accounting firm for GLAIC.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, independent registered public accounting firm for The Bank of New York Mellon Trust Company, N.A.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, independent registered public accounting firm for SunTrust Bank.

Exhibit 35	Servicer Compliance Statement of The Bank of New York Mellon Trust Company, N.A.

*	Previously filed by Genworth Life and Annuity Insurance Company (“GLAIC”) with the Commission on Form 8-K on December 21, 2005.
**	Previously filed by GLAIC with the Commission on Form 8-K on October 5, 2006.
+	Previously filed by GLAIC with the Commission on March 29, 2006 on Form 10-D (File No. 333-128718-01).

5